Form 10-K
period 2006-12-31
STRUCTURED OBLIGATIONS CORP LONG TERM CERT SER 2003 3
filed 2007-03-30
CIK 1255604

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

         For the fiscal year ended December 31, 2006

                                                         or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES AND EXCHANGE ACT OF 1934

         For the transition period from ____ to ____

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                                Yes  __          No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                Yes  __          No  X

Indicate by check mark whether the Registrant  has (1) filed all reports  required to be filed by section 13 or 15(d) of the Securities
Exchange Act of 1934 during the  preceding 12 months (or for such shorter  period that the  Registrant  was required to have filed such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes  X(1)        No

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained,  to the best of Registrant's  knowledge,  in definitive proxy or information statements  incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

Indicate by check mark whether the registrant is a large  accelerated  filer, an accelerated  filer, or a  non-accelerated  filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one)

         Large accelerated filer ____       Accelerated filer ____     Non-accelerated filer X

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

_______________________________________________________________________________________________
 Underlying Securities Issuer or Guarantor, or Successor          Commission File Number
                          thereto
_______________________________________________________________________________________________
                      Nordstrom, Inc.                                    001-15059
_______________________________________________________________________________________________
                 The Dow Chemical Company                                001-03433
_______________________________________________________________________________________________
DaimlerChrysler AG (guarantor of the underlying securities               001-14561
      issued by DaimlerChrysler North America Holding
                       Corporation)
_______________________________________________________________________________________________
             EOP Operating Limited Partnership                           001-13625
_______________________________________________________________________________________________
           General Electric Capital Corporation                          001-06461
_______________________________________________________________________________________________
               The Goldman Sachs Group, Inc.                             001-14965
_______________________________________________________________________________________________
                      Citigroup Inc.                                     001-09924
_______________________________________________________________________________________________
                   Limited Brands, Inc.                                  001-08344
_______________________________________________________________________________________________
          GE Global Insurance Holding Corporation                        001-14178
_______________________________________________________________________________________________

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

Item 4.           Submission of Matters To A Vote of Security Holders
                  None
                                                     PART II

Item 5.           Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
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
                  None

Item 14.          Principal Accounting Fees and Services
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

                              99.1 - Annual Compliance Report by Trustee.

                              99.2 - Report of RubinBrown LLP.

           (b) The Form 8-Ks of the Select Notes Trust LT 2003-3 (the  "Trust")  which relate to periods  covered by this annual report include (i) the Trust's  Current  Report on Form 8-K for the  distribution  date occurring on January 17, 2006 and filed on February 2,
2006,  (ii) the Trust's Current Report on Form 8-K for the  distribution  date occurring on February 15, 2006 and filed on February 22,
2006, (iii) the Trust's Current Report on Form 8-K for the  distribution  date occurring on March 15, 2006 and filed on March 30, 2006,
(iv) the Trust's  Current  Report on Form 8-K for the  distribution  date occurring on April 17, 2006 and filed on May 3, 2006, (v) the
Trust's  Current Report on Form 8-K for the  distribution  date  occurring on May 15, 2006 and filed on May 30, 2006,  (vi) the Trust's
Current Report on Form 8-K for the  distribution  date occurring on June 15, 2006 and filed on June 30, 2006, (vii) the Trust's Current
Report on Form 8-K for the distribution  date occurring on July 17, 2006 and filed on July 17, 2006,  (viii) the Trust's Current Report on Form 8-K for the  distribution  date occurring on August 15, 2006 and filed on August 15, 2006,  (ix) the Trust's  Current Report on
Form 8-K for the  distribution  date occurring on September 15, 2006 and filed on September 19, 2006, (x) the Trust's Current Report on
Form 8-K for the  distribution  date  occurring on October 16, 2006 and filed on October 17, 2006,  (xi) the Trust's  Current Report on
Form 8-K for the  distribution  date  occurring  on November 15, 2006 and filed on November  16,  2006,  and (xii) the Trust's  Current
Report on Form 8-K for the distribution date occurring on December 15, 2006 and filed on December 20, 2006.

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

                                                     By:  /s/ Kelly Absher
                                                     Name:  Kelly Absher
                                                     Title: Authorized Signatory

Dated:  March 28, 2007