Form 10-K
period 2007-12-31
STRUCTURED OBLIGATIONS CORP LONG TERM CERT SER 2003 3
filed 2008-03-28
CIK 1255604

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

         For the fiscal year ended December 31, 2007

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

________________________
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

_______________________________________________________________________________________________
 Underlying Securities Issuer or Guarantor, or Successor          Commission File Number
                          thereto
_______________________________________________________________________________________________
                      Nordstrom, Inc.                                    001-15059
_______________________________________________________________________________________________
                 The Dow Chemical Company                                001-03433
_______________________________________________________________________________________________
     Daimler AG (guarantor of the underlying securities                  001-14561
      issued by DaimlerChrysler North America Holding
                       Corporation)
_______________________________________________________________________________________________
             EOP Operating Limited Partnership                           001-13625
_______________________________________________________________________________________________
           General Electric Capital Corporation                          001-06461
_______________________________________________________________________________________________
               The Goldman Sachs Group, Inc.                             001-14965
_______________________________________________________________________________________________
                      Citigroup Inc.                                     001-09924
_______________________________________________________________________________________________
                   Limited Brands, Inc.                                  001-08344
_______________________________________________________________________________________________
          GE Global Insurance Holding Corporation                        001-14178
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

         3.  Exhibits:

                              31.1 - Certification by the Vice President of the Registrant  pursuant to
                              15 U.S.C.  Section  7241,  as  adopted  pursuant  to  Section  302 of the
                              Sarbanes-Oxley Act of 2002.

                              99.1 - Annual Compliance Report by Trustee.

                              99.2 - Report of RubinBrown LLP.

           (b) The Form  8-Ks of the  Select  Notes  Trust LT  2003-3  (the  "Trust")  which  relate to periods  covered by this  annual  report  include (i) the  Trust's  Current  Report on Form 8-K for the
distribution  date  occurring  on January  16,  2007 and filed on January  19,  2007,  (ii) the Trust's
Current  Report on Form 8-K for the  distribution  date  occurring  on  February  15, 2007 and filed on
February 22, 2007,  (iii) the Trust's  Current Report on Form 8-K for the  distribution  date occurring on March 15,  2007 and filed on March 26,  2007,  (iv) the Trust's  Current  Report on Form 8-K for the
distribution  date  occurring  on April 14, 2007 and filed on April 30, 2007,  (v) the Trust's  Current
Report on Form 8-K for the  distribution  date  occurring  on May 15,  2007 and filed on May 30,  2007,
(vi) the Trust's  Current Report on Form 8-K for the  distribution  date occurring on June 15, 2007 and filed on June 28,  2007,  (vii)  the  Trust's  Current  Report  on Form 8-K for the  distribution  date occurring on July 16, 2007 and filed on July 23, 2007,  (viii) the Trust's  Current  Report on Form 8-K for the  distribution  date occurring on August 15, 2007 and filed on August 20, 2007, (ix) the Trust's
Current  Report on Form 8-K for the  distribution  date  occurring on  September  17, 2007 and filed on
September 17, 2007, (x) the Trust's Current Report on Form 8-K for the  distribution  date occurring on
October 15, 2007 and filed on October 15,  2007,  (xi) the Trust's  Current  Report on Form 8-K for the
distribution  date  occurring  on  November  15,  2007 and filed on November  16,  2007,  and (xii) the
Trust's Current Report on Form 8-K for the  distribution  date occurring on December 17, 2007 and filed on December 21, 2007.

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
                                                     Title:  Vice President

Dated:  March 28, 2008