Form 10-K
period 2009-12-31
STRUCTURED OBLIGATIONS CORP LONG TERM CERT SER 2003 3
filed 2010-03-31
CIK 1255604

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	X	No

                                                                                                                [Rule 405 of Regulation S-T is not applicable.]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

                                                                                                                          [Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

                    Large accelerated filer ____           Accelerated filer ____ Non-accelerated filer __X__

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

 [1] Pursuant to staff administrative positions established in the no-action letter Corporate Asset Backed Corporation (“CABCO”) (available August 9, 1995), the Depositor is not required to respond to various items of Form 10-K.  Such items are designated herein as “Not Applicable”.

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

 Each issuer of an underlying security, or guarantor thereof, or successor thereto, as applicable, which represents ten percent (10%) or more of the trust is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For information on any such issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, please see its periodic and current reports filed with the Securities and Exchange Commission (the “Commission”). Such reports and other information required to be filed pursuant to the Exchange Act, by such issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, may be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. The Commission also maintains a site on the World Wide Web at “http://www.sec.gov” at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or “EDGAR.” Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting any such issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, or the underlying securities have not occurred or have not yet been publicly disclosed that would affect the accuracy or completeness of the publicly available documents described above. The chart below lists each issuer or guarantor, or successor thereto, of the underlying securities, that reports and its respective Exchange Act file number.

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

99.1 – Annual Compliance Report by Trustee.

99.2 – Report of Rubin Brown LLP

               (b) The Form 8-Ks of the Select Notes Trust LT 2003-3 (the “Trust”) which relate to periods covered by this annual report include (i) the Trust’s Current Report on Form 8-K for the distribution date occurring on January 15, 2009 and filed on January 21, 2009, (ii) the Trust’s Current Report on Form 8-K for the distribution date occurring on February 17, 2009 and filed on February 25, 2009, (iii) the Trust’s Current Report on Form 8-K for the distribution date occurring on March 16, 2009 and filed on March 25, 2009, (iv) the Trust’s Current Report on Form 8-K for the distribution date occurring on April 15, 2009 and filed on April 28, 2009, (v) the Trust’s Current Report on Form 8-K for the distribution date occurring on May 15, 2009 and filed on May 21, 2009, (vi) the Trust’s Current Report on Form 8-K for the distribution date occurring on June 15, 2009 and filed on June 24, 2009, (vii) the Trust’s Current Report on Form 8-K for the distribution date occurring on July 15, 2009 and filed on July 22, 2009, (viii) the Trust’s Current Report on Form 8-K for the distribution date occurring on August 17, 2009 and filed on August 26, 2009, (ix) the Trust’s Current Report on Form 8-K for the distribution date occurring on September 15, 2009 and filed on September 18, 2009, (x) the Trust’s Current Report on Form 8-K for the distribution date occurring on October 15, 2009 and filed on October 21, 2009, (xi) the Trust’s Current Report on Form 8-K for the distribution date occurring on November 16, 2009 and filed on November 20, 2009, and (xii) the Trust’s Current Report on Form 8-K for the distribution date occurring on December 15, 2009 and filed on December 21, 2009.

               (c)  See Item 15(a) above.

               (d)  Not Applicable.

SIGNATURES

                        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRUCTURED OBLIGATIONS CORPORATION,
as trustor for the Trust Registrant

By:      /s/ Chadwick S. Parson

Name:  Chadwick S. Parson

Title:     Managing Director and President

(senior officer in charge of securitization
function of the Depositor)

Dated:  March 30, 2010