Form 10-K
period 2011-12-31
STRUCTURED OBLIGATIONS CORP LONG TERM CERT SER 2003 3
filed 2012-03-19
CIK 1255604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	X	No

                                                                                                                [Rule 405 of Regulation S-T is not applicable.]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

                                                                                                                          [Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ____  Accelerated filer ____  Non-accelerated filer __X__  Smaller reporting company ____

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

Item 4.             Mine Safety Disclosures.

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

                        Not Applicable

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                        Information required by Item 201(d) of Regulation S-X:  Not Applicable

                        Information required by Item 403 of Regulation S-X:  None

Item 13.          Certain Relationships and Related Transactions, and Director Independence.                        None

Item 14.           Principal Accounting Fees and Services

                        Not Applicable

PART IV

Item 15.           Exhibits, Financial Statement Schedules

               (a) The following documents have been filed as part of this Report.

                     1. None

                     2. None

                     3.  Exhibits:

31.1 – Certification by the President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1 – Annual Compliance Report by Trustee.

99.2 – Report of RubinBrown LLP

               (b) The Form 8-Ks of the Select Notes Trust LT 2003-3 (the “Trust”) which relate to periods covered by this annual report include (i) the Trust’s Current Report on Form 8-K for the distribution date occurring on January 18, 2011 and filed on January 20, 2011, (ii) the Trust’s Current Report on Form 8-K for the distribution date occurring on February 15, 2011 and filed on February 23, 2011, (iii) the Trust’s Current Report on Form 8-K for the distribution date occurring on March 15, 2011 and filed on March 23, 2011, (iv) the Trust’s Current Report on Form 8-K for the distribution date occurring on April 15, 2011 and filed on April 28, 2011, (v) the Trust’s Current Report on Form 8-K for the distribution date occurring on May 16, 2011 and filed on May 20, 2011, (vi) the Trust’s Current Report on Form 8-K for the distribution date occurring on June 15, 2011 and filed on June 22, 2011, (vii) the Trust’s Current Report on Form 8-K for the distribution date occurring on July 15, 2011 and filed on July 26, 2011, (viii) the Trust’s Current Report on Form 8-K for the distribution date occurring on August 15, 2011 and filed on August 24, 2011, (ix) the Trust’s Current Report on Form 8-K for the distribution date occurring on September 15, 2011 and filed on September 20, 2011, (x) the Trust’s Current Report on Form 8-K for the distribution date occurring on October 17, 2011 and filed on October 25, 2011, (xi) the Trust’s Current Report on Form 8-K for the distribution date occurring on November 15, 2011 and filed on November 17, 2011, and (xii) the Trust’s Current Report on Form 8-K for the distribution date occurring on December 15, 2011 and filed on December 28, 2011.

               (c)  See Item 15(a) above.

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

Dated:  March 13, 2012