Form 10-K
period 2014-12-31
STRUCTURED OBLIGATIONS CORP LONG TERM CERT SER 2003 3
filed 2015-03-27
CIK 1255604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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

99.1 – Annual Compliance Report by Trustee.

99.2 – Report of RubinBrown LLP

(b)  The Form 8-Ks of the Select Notes Trust LT 2003-3 (the “Trust”) which relate to periods covered by this annual report include (i) the Trust’s Current Report on Form 8-K for the distribution date occurring on January 15, 2014 and filed on January 23, 2014, (ii) the Trust’s Current Report on Form 8-K for the distribution date occurring on February 18, 2014 and filed on February 21, 2014, (iii) the Trust’s Current Report on Form 8-K for the distribution date occurring on March 17, 2014 and filed on March 26, 2014, (iv) the Trust’s Current Report on Form 8-K for the distribution date occurring on April 15, 2014 and filed on April 21, 2014, (v) the Trust’s Current Report on Form 8-K for the distribution date occurring on May 15, 2014 and filed on May 20, 2014, (vi) the Trust’s Current Report on Form 8-K for the distribution date occurring on June 16, 2014 and filed on June 23, 2014, (vii) the Trust’s Current Report on Form 8-K for the distribution date occurring on July 15, 2014 and filed on July 21, 2014, (viii) the Trust’s Current Report on Form 8-K for the distribution date occurring on August 15, 2014 and filed on August 20, 2014, (ix) the Trust’s Current Report on Form 8-K for the distribution date occurring on September 15, 2014 and filed on September 24, 2014, (x) the Trust’s Current Report on Form 8-K for the distribution date occurring on October 15, 2014 and filed on October 28, 2014, (xi) the Trust’s Current Report on Form 8-K for the distribution date occurring on November 17, 2014 and filed on November 20, 2014, and (xii) the Trust’s Current Report on Form 8-K for the distribution date occurring on December 15, 2014 and filed on December 23, 2014.

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

Dated: March 26, 2015