Form 10-K
period 2018-12-31
STRUCTURED OBLIGATIONS CORP LONG TERM CERT SER 2003 3
filed 2019-03-29
CIK 1255604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____
FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (check one):

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
99.1 – Annual Compliance Report by Trustee.
99.2 – Report of RubinBrown LLP

(b)  The Form 8-Ks of the Select Notes Trust LT 2003-3 (the “Trust”) which relate to periods covered by this annual report include (i) the Trust’s Current Report on Form 8-K for the distribution date occurring on January 16, 2018 and filed on January 24, 2018, (ii) the Trust’s Current Report on Form 8-K for the distribution date occurring on February 15, 2018 and filed on February 26, 2018, (iii) the Trust’s Current Report on Form 8-K for the distribution date occurring on March 15, 2018 and filed on March 26, 2018, (iv) the Trust’s Current Report on Form 8-K for the distribution date occurring on April 16, 2018 and filed on April 24, 2018, (v) the Trust’s Current Report on Form 8-K for the distribution date occurring on May 15, 2018 and filed on May 22, 2018, (vi) the Trust’s Current Report on Form 8-K for the distribution date occurring on June 15, 2018 and filed on June 22, 2018, (vii) the Trust’s Current Report on Form 8-K for the distribution date occurring on July 16, 2018 and filed on July 25, 2018, (viii) the Trust’s Current Report on Form 8-K for the distribution date occurring on August 15, 2018 and filed on August 21, 2018, (ix) the Trust’s Current Report on Form 8-K for the distribution date occurring on September 17, 2018 and filed on September 26, 2018, (x) the Trust’s Current Report on Form 8-K for the distribution date occurring on October 15, 2018 and filed on October 29, 2018, (xi) the Trust’s Current Report on Form 8-K for the distribution date occurring on November 15, 2018 and filed on November 28, 2018, and (xii) the Trust’s Current Report on Form 8-K for the distribution date occurring on December 17, 2018 and filed on December 20, 2018.
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

Dated: March 29, 2019